Form 10-K
period 2008-12-31
BSV II INC
filed 2009-06-08
CIK 1416628

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:     December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

BSV II, Inc.
(Exact name of registrant as specified in its charter)

Colorado	20-1649464
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

735 Broad Street
Suite 400
Chattanooga, TN 37402
 (Address of principal executive offices)

Registrant’s telephone number:	(423) 265-5062
Registrant’s facsimile number:	(423) 265-5068

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
 (732) 530-9007
www.SourlisLaw.com

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Class A Common Stock, no par value per share
Class B Non-Voting Common Stock, no par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

There is currently no market for any of our securities.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of June 8, 2009, there were 2,485,338 shares of Class A Common Stock and 150,000 shares of Class B Non-Voting Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. BUSINESS

(a)	Business Development

The Registrant was incorporated on September 22, 2004, in the State of Colorado for the purpose of conducting a public distribution of securities (the Proposed Distribution) and then effecting a merger, acquisition or other business combination transaction (Business Combination) with an unidentified privately-held company (a Target). We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the Registrant.

On February 1, 2008, the Registrant voluntarily filed with the Securities and Exchange Commission (“SEC”) a Registration Statement on Form 10-SB therein registering the Registrant’s Class A Common Stock, no par value, and Class B Non-Voting Common Stock, no par value, under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Form 10-SB went effective by operation of law on April 1, 2008 (60 days after the filing date) and since such date, the Registrant has been a reporting company and required to file periodic and current reports with the SEC under the Exchange Act.

(b)	Business of Issuer

The Registrant, based on proposed business activities, is a “blank check” company as defined in Rule 419(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The SEC defines those companies as “any development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act.  Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Registrant intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Registrant was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Registrant’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Registrant will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has considered potential acquisition transactions with several companies, but as of this date has not entered into any definitive agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)
Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying   foregoing criteria, not one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant’s limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will consummate a transaction through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances, the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant’s directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Registrant, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees. Our officers and directors contribute their services to the Company and are engaged in outside business activities and anticipate that they will devote to our business only several hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c)	Reports to security holders.

1)	The Registrant is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

2)	The Registrant files reports with the SEC. The Registrant is a reporting company and complies with the requirements of the Exchange Act.

3)
The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Employees

The Registrant currently has no employees.

Item 1A. RISK FACTORS

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-K. Readers are encouraged to review these risks carefully before making any investment decision.

AN INVESTMENT IN THE REGISTRANT IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the Registrant that will be entitled to proceed with the proposed transaction.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING HISTORY.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

THE REGISTRANT HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Registrant’s affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the Registrant acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

THE REGISTRANT MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK.

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

 OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THE REGISTRANT INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our certificate of incorporation authorizes the issuance of up to 80,000,000 shares of Class A Common Stock, 20,000,000 shares of Class B Common Stock and up to 5,000,000 shares of Preferred Stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

OUR STOCKHOLDER MAY ENGAGE IN A TRANSACTION TO CAUSE THE REGISTRANT TO REPURCHASE ITS SHARES OF COMMON STOCK.

In order to provide an interest in the Registrant to a third party, our stockholders may choose to cause us to sell our securities to third parties, with the proceeds of such sale being utilized by us to repurchase shares of common stock held by our stockholders. As a result of such transaction, our management, stockholders and Board of Directors may change.

THE REGISTRANT HAS CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A “REVERSE MERGER”, FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS; OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK, NOR HAVE WE EVER PAID DIVIDENDS ON OUR COMMON STOCK.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and such business files a registration statement under the Securities Act. Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Registrant to further its business strategy.

OUR CERTIFICATE OF INCORPORATION AUTHORIZES THE ISSUANCE OF UP TO 5,000,000 SHARES OF PREFERRED STOCK WITH DESIGNATIONS, RIGHTS AND PREFERENCES DETERMINED FROM TIME TO TIME BY ITS BOARD OF DIRECTORS WITHOUT STOCKHOLDER APPROVAL.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors without stockholder approval. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Registrant. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Registrant will not do so in the future. If a market were to develop for our common stock, the prevailing price of our common to stock might suppress the volume and price of our common stock.

100% CONTROL BY MANAGEMENT.

Management currently owns approximately 100% of all the issued and outstanding capital stock of the Registrant. Consequently, management has the ability to influence control of our operations and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

●	Election of the board of directors;

●	Removal of any directors;

●	Amendment of our certificate of incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence over our management and affairs and other stockholders of the Registrant possess no practical ability to remove management or effect the operations of the business of the Registrant. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

The Registrant neither rents nor owns any properties. The Registrant currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.

The Registrant is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Registrant that may reasonably result in any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General

The Registrant is authorized by its Certificate of Incorporation to issue an aggregate of 105 million (105,000,000) shares of capital stock, of which 80 million (80,000,000) are shares of Class A Common Stock, no par value per share, and 20 million (20,000,000) are Class B Non-Voting Common Stock, no par value per share, and 5 million (5,000,000) are shares of preferred stock, no par value per share. As of the date hereof, 2,485,338 and 150,000 shares of Class A Common Stock and Class B Common Stock, respectively, are issued and outstanding, and no class of Preferred Stock has been designated by the Registrant’s Board of Directors and no shares of Preferred Stock is issued and outstanding.

Common Stock

All outstanding shares of Class A Common Stock are of the same class and have equal rights and attributes. The holders of Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Registrant. The By-laws prohibit cumulative voting.

The shares of the Class B Common Stock are convertible at any time and from time to time into shares of Class A Common Stock on a 1 to 1 (1:1) at the election of the holder of such Class B Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors without stockholder approval. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Registrant. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Registrant will not do so in the future. If a market were to develop for our common stock, the prevailing price of our common to stock might suppress the volume and price of our common stock.

Market

The Registrant’s common stock is not trading on any stock exchange. The Registrant is not aware of any market activity in its stock since its inception through the date of this filing.

Dividend Policy

All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

The Registrant has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Registrant’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Holders

As of the date of this filing, there are sixty-three (63) record holders of the Registrant’s Class A Common Stock and three (3) record holders of the Registrant’s Class B Common Stock.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

The Registrant has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Registrant may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Registrant consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Registrant can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Registrant can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on September 22, 2004, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the Registrant.

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

We expect our present management to play no managerial role in the Registrant following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

The Registrant has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Registrant during such period, and it is unlikely the Registrant will have any revenues unless it is able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

For the year ending December 31, 2008 and the period from September 22, 2004 (Inception) to December 31, 2008, the Registrant has had no activities that produced revenues from operations.

The Fiscal Year Ended December 31, 20008 compared to the Fiscal Year Ended December 31, 2007

Assets. At December 31, 2008 and December 31, 2007, the Company had no assets.

Liabilities.  At December 31, 2008, the Company had $6,107 in total current liabilities compared to $0 to at the year ended December 31, 2007.  The increase was due to unpaid general and administrative expenses.

Revenues.  The Company has not generated any revenues to date.

Expenses.  At December 31, 2008, the Company had expenses of $20,499 compared to $0 at December 31, 2007.  For the period from September 22, 2004 (Inception) to December 31, 2008, the Company had $21,499 in expenses.

Net Loss.  For the year ending December 31, 2008 and 2007, the Registrant had a net loss of $20,499 and $0, respectively. The increase was due to professional fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on February 1, 2008 and periodic reports filed since the effectiveness of such registration statement. For the period from September 22, 2004 (Inception) to December 31, 2008 the Registrant had a net loss of $21,499 comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Registrant’s Registration Statement on Form 10-SB filed on February 1, 2008 and periodic reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

As of December 31, 2008 and 2007, the Registrant had no assets. The Registrant’s current liabilities as of December 31, 2008 and 2007 totaled $6,107 and $0, respectively, comprised accounts payable and accrued expenses.

The following is a summary of the Registrant's cash flows from operating, investing, and financing activities:

For the Cumulative Period from September 22, 2004 (Inception) to December 31, 2008

Operating activities	$(15,392)
Investing activities	0
Financing activities	$15,392
Net effect on cash	$0

The Registrant has nominal assets and has generated no revenues since inception. The Registrant is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Registrant may not be able to implement its plan of operations.

Off-Balance Sheet Arrangements

The Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Registrant’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
BSV II, Inc.
Chattanooga, Tennessee

We have audited the accompanying balance sheets of BSV II, Inc., a development stage company, as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and the period form September 22, 2004 (inception) to December 31, 2008, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BSV II, Inc., a development stage company, as of December 31, 2008, and 2007, and the results of its operations and its cash flows for the for the years then ended and the period form September 22, 2004 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 to the financial statements, the Company is a development stage enterprise and has focused its efforts on the raising of capital and acquiring existing business through merger or acquisition. The Company has not yet commenced its principal operations. Accordingly, the Company has no operating history, which raises substantial doubt about its ability to continue as a going concern. Management’s plans with regard to these matters are discussed in Note 2. The statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Braver P.C.

Providence, Rhode Island

Date: June 8, 2009

BSV II, INC.
(A Development Stage Company)

BALANCE SHEETS

(Audited)

	2008	2007

ASSETS

TOTAL ASSETS	$-	$-

1 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$6,107	$-

TOTAL CURRENT LIABILITIES	6,107	-

STOCKHOLDERS' EQUITY (DEFICIT): (Note 4)
Common stock-Class A, no par value, authorized 80,000,000, shares issued and outstanding 2,485,338; at December 31, 2008 and 2007	999	999
Common stock -Class B, no par value, authorized 20,000,000, shares, issued and outstanding 150,000 at December 31, 2008 and 2007	1	1
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued or outstanding	-	-
Additional-paid-in-capital	14,392	-
Deficit accumulated during the development stage	(21,499)	(1,000)
TOTAL STOCKHOLDERS’ DEFICIT	(6,107)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See accompanying notes.

BSV II, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Audited)

	Year Ended December 31, 2008	Year Ended December 31, 2007		September 22, 2004 (Date of Inception) To December 31, 2008

Revenues	$-		$-	$-

Expenses	20,499		-	21,499

Loss Before Provision for Income Taxes	(20,499)		-	(21,499)

Income Tax Expense	-		-	-

Net Loss	$(20,499)		$-	$21,499

Loss Per Share Basic and Diluted	$(0.01)	$	Nil	$(0.01)

Weighted average - number of shares outstanding (basic and diluted)	2,635,338		2,635,338	2,635,338

See accompanying notes.

BSV II, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO DECEMBER 31, 2008

	Shares	Common Stock Class A	Common Stock Class B	Additional Paid in Capital	Deficit Accumulated During Development Stage		Total

Common stock issued at inception	2,485,338	$999	$-	$-	$		$999

Common stock issued at inception	150,000	-	1	-		-	1 -

2004 Activity	-	-	-			(1,000)	(1,000)

2005 Activity	-	-	-	-		-	-

2006 Activity	-	-	-	-		-	-

2007 Activity	-	-	-	-		-	-

2008 Activity	-	-	-	14,392		(20,499)	(6,107)

Balance at December 31, 2008	2,635,338	$999	$1	$14,392		$(21,499)	$(6,107)

See accompanying notes.

BSV II, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

	Year Ended December 31, 2008	Year Ended December 31, 2007	September 22, 2004 (Date of Inception) To December 31, 2008

Cash Flows from Operating Activities

Net Loss	$(20,499)	$-	$(21,499)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in accounts payable	6,107		6,107
Net Cash Used in Operating Activities	(14,392)	-	(15,392)

Cash Flows from Financing Activities
Stock Issued at inception	-	-	1,000
Increase in additional-paid-in-capital	14,392		14,392
Net Cash Provided by Financing Activities	14,392	-	15,392

Net Change in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental disclosure of cash flow information

Taxes Paid	$-	$-	$-

Interest Paid	$-	$-	$-

See accompanying notes.

BSV II, INC.
(A Development Stage Company)

(Audited)

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

NOTE 2 – GOING CONCERN:

The Company has been in the development stage since its inception in 2004 to present and has incurred losses from its inception through December 31, 2008 amounting to $21,499.  The Company's ability to meet its future obligations is dependent upon its ability to complete its SEC registration, raise capital and close on a potential business combination as discussed in Note 1.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management is actively pursuing merger and business combinations and believes that the necessary capital and the future acquisition of business will take place and will provide for the Company to continue as a going concern.

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

NOTE 7 – INCOME TAXES:

As of December 31, 2008 and 2007, the Company had deferred tax assets recognized of approximately $8,000 and $400 respectively, with equal corresponding valuation allowances.  The deferred tax asset is a result of a net operating loss carryforward.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company has not yet adopted the simplified method for "plain vanilla" share options and warrants, but does not expect it to have a material impact on o the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement”, an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling  interest  in a  subsidiary  and  for  the  deconsolidation  of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this statement was issued, limited guidance existed for reporting noncontrolling interests.  As a result, considerable diversity in practice existed.  So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007).  It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category.  Where there might be conflicting guidance between two categories, the more authoritative category will prevail.  SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AIPCA Professional Standards.  SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of FASB Statement No. 60.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities.  This statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years.  SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010.  It is not believed that, based on the Company’s current corporate structure, FSP FAS 107-1 and ABP 28-1 will have an impact on the Company's financial position, results of operations or cash flows.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Registrant’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Registrant’s management concluded, as of the end of the period covered by this report, that the Registrant’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrant’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Registrant’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Registrant’s assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual, Douglas A, Dyer, fulfilling the role of our principal executive officer and principal financial/accounting officer. While this control deficiency did not result in any audit adjustments to our 2007 or 2008 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)        Identification of Directors, Executive Officers, Promoters, and Control Persons for the fiscal year ended December 31, 2008:

Name	Age	Position

Douglas A. Dyer	49	President and Director (Principal Executive Officer) (Principal Financial/Accounting Officer)

Jack W. Eversull, Jr.	65	Secretary and Director

John D. Lane	61	Director

BIOGRAPHIES

Douglas A. Dyer, Director and President. Mr. Dyer has been the president of the Registrant since its inception in September, 2004. Concurrently and since 1998, Mr. Dyer has been a founder and owner of Broad Street Ventures, LLC, an investment banking and venture capital firm which invests in businesses and assists businesses with locating sources of debt and equity financing. Prior to joining Broad Street, Mr. Dyer was a licensed representative, holding a Series 7 license, with several securities firms, including First Allied Securities, Inc. (1994-1996); Keogler Morgan, Inc. (1992-1994); Mid Atlantic Securities, Inc. (1991-1992); and Raymond James and Associates, Inc. (1986-1991).Mr. Dyer has a Bachelor of Science degree in Finance from the University of Tennessee at Chattanooga.

Jack W. Eversull, Jr., Director and Secretary. Mr. Eversull has been the Secretary and a Director of the Registrant since its inception in September, 2004. He is also the president of The Eversull Group, Inc., an investor relations firm which assists companies with their press releases and other public relations firm activities and which he founded in 1997. From 1964 to 1997, Mr. Eversull held various positions with Atmos Energy Corporation and its predecessors, including Vice President of Investor Relations (1989-1997); Senior Vice President, Governmental Affairs and Investor Relations (1988-1989); and Division President, Trans Louisiana Gas Company (1987-1988). Mr. Eversull received an MBA in Finance and Marketing from Louisiana State University and a Bachelor of Science in Business Administration and Accounting from Northwestern State University.

John D. Lane, Director. Mr. Lane has been a Director of the Registrant since its inception in September, 2004. Mr. Lane entered the securities industry in May 1969 with a bank-trading firm in New Jersey. He formed Lane Capital Markets, LLC in 2001 as an Investment Banking boutique focused on mergers and acquisitions, management consulting and company re-positioning, deal structuring, managing and/or co-managing IPO's and follow-on offerings, pipe transactions and private placements. Mr. Lane has pulled from years of networking within the industry addressing problems and issues in the small cap arena. Mr. Lane recently became dually registered with a publicly traded broker/dealer where he holds the position of Syndicate Manager.

Mr. Lane has managed/co-managed over 45 transactions and has participated in hundreds since the early 1990's. Prior to forming Lane Capital Markets, he held the position of Managing Director of Capital Markets at a New York based online firm. Between 1984 and 2000, Mr. Lane held high-level positions at investment banking firms based in Fairfield County, Connecticut. He has been associated with several major firms including Boettcher & Co., Advest & Co. and Dain Raucher. Mr. Lane has served as officer, director, owner, trader, department manager, corporate finance director and syndicate manager. He has been active in several Fairfield County organizations. Mr. Lane has been quoted in Business Week, Barrons, Forbes, Investment Dealer Digest, New York Times, Wall Street Journal, Entrepreneurial Magazine and several other business publications.

Mr. Lane serves as a director and advisor to several boards. He is active speaking on issues facing the changing securities industry and recently went to Washington, D.C. to lobby on behalf of the securities industry regarding H.R. 10 and its affect on the banking, insurance and brokerage businesses. Mr. Lane has been an active member of several SIA committees, including the SIA Small Firms Committee, in which he was Chairman in 1994, the SIA Membership Committee, in which he was Chairman for several terms, and also served three years on the SIA Syndicate Committee. In 1996, John traveled to China with the SIA for 17 days as a guest of the Chinese government to meet with banks, brokerage firms and the government to discuss experiences in the capital-raising arena and several topics regarding the securities business. He is currently serving as District Chairman for the Security Industry Association in the New England district. He also served as a director of the Regional Investment Bankers Association between 1991 and 1995. John is currently an NASD mediator working to resolve industry disputes. Mr. Lane was appointed to a three-year term and to serve as Chairman for 2002 on the NASD District Business Conduct Committee out of Boston, MA and has recently completed a three year term on the NASD Small Firm Advisory Board, which meets and recommends solutions to industry issues and their impact on regional and small broker/dealers. Mr. Lane is also currently serving a three-year term on the NASD Corporate Finance Committee and has been active in crafting a policy on the hot topic of research analyst payment for deal gathering. Mr. Lane has worked for two years toward the restructuring of the recently adopted NASD's Corporate Finance Rules. Mr. Lane was recently elected to a one-year term on the NASD Advisory Board for 2002 meeting on national issues affecting the securities industry. In August 2003, Mr. Lane was elected Chairman of the NASD Nominating Committee in Boston, which chooses members to serve on all the standing NASD committees. Mr. Lane was appointed, in January 2003, to serve on a newly created NASD committee designed to provide input to NASD staff on investigations of disciplinary matters involving emerging regulatory issues, standards of practices, or new practices, or market and securities industry issues where industry expertise would be of value.

Family Relationships.    None

Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Board Committees. The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Registrant does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Registrant believes that it has inadequate financial resources at this time to hire such an expert. The Registrant intends to continue to search for a qualified individual for hire.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Registrant’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Registrant’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Registrant’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

To date, none of our officers, directors and principal stockholders have filed the required forms under Section 16(a) of the Exchange Act therein reflecting their beneficial ownership of the Registrant’s shares due to the fact that the there is no market for the Registrant’s common stock.  The officers, directors and principal stockholders have not consummated any transactions with regards to their ownership of the Registrant’s common stock.  Upon the consummation of a transaction with a private company, such persons intend to file the appropriate Section 16(a) forms.

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Registrant does not have a Code of Ethics due to the Registrant’s status as a shell company with no operations or revenues and only three individuals who serve as the Registrant’s officers and/or directors.

Item 11.  Executive Compensation.

None of the Registrant’s officers or directors has received any cash remuneration since inception. Officers will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than a few hours a week to our affairs.

It is possible that, after the Registrant successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Registrant has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the period September 22, 2004 (inception) to December 31, 2008, no director expenses were incurred.

Employment Agreements

The Registrant is not a party to any employment agreements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	Class A Common Stock (1)			Class B Non-Voting Common Stock (2)
Name and Address	Amount Beneficially Owned		Percentage of Class	Amount Beneficially Owned	Percentage of Class

Douglas A. Dyer (President and Director)	400,000		16.09%	0	—

Jack W. Eversull, Jr. (Secretary and Director)	50,000		2.01%	0	—

John D. Lane (Director) Lane Capital Markets 263 Queens Grant Road Fairfield, CT 06824	230,000	(3)	9.25%	0	—

James H. Brennan, III 735 Broad Street Suite 400 Chattanooga, TN 37402	400,000		16.09%	0	—

Platinum Partners Global Macro Fund, LP c/o Harry Adler 152 W 57th Street, 54th Floor New York, NY 10019	208,171		8.38%	0	—

High Capital Funding, LLC 333 Sandy Springs Circle, Suite 230 Atlanta, GA 30328	181,094		7.29%	0	—

Fred A. Brasch High Capital Funding, LLC 333 Sandy Springs Circle, Suite 230 Atlanta, GA 30328	190,094	(4)	7.65%	9,000	6.00%

David Rappaport High Capital Funding, LLC 333 Sandy Springs Circle, Suite 230 Atlanta, GA 30328	204,014	(5)	8.21%	19,500	13.00%

Frank Hart High Capital Funding, LLC 333 Sandy Springs Circle, Suite 230 Atlanta, GA 30328	361,316	(6)	14.54%	121,500	81.00%

Mary Hart High Capital Funding, LLC 333 Sandy Springs Circle, Suite 230 Atlanta, GA 30328	361,316	(7)	14.54%	121,500	81.00%

All Officers and Directors as a Group (3 Persons)	680,000		27.36%	0	—

(1)	Based on 2,485,338 shares of Class A Common Stock issued and outstanding as of the date of filing this Form 10-K.
(2)	Based on 150,000 shares of Class B Non-Voting Stock issued and outstanding as of the date of filing this Form 10-K.
(3)	Shares owned directly by Lane Capital Markets, LLC, of which John D. Lane has voting and dispositive control.
(4)
Consists of 181,094 shares of Class A Common Stock held by High Capital Funding, LLC of which Mr. Brasch is a member and shares voting and dispositive control and 9,000 shares of Class A Common Stock issuable upon the conversion of 9,000 shares of Class B Common Stock held directly by Mr. Brasch.

(5)
Consists of 181,094 shares of Class A Common Stock held by High Capital Funding, LLC of which Mr. Rappaport is a member and shares voting and dispositive control, 3,420 shares of Class A Common Stock held directly by Mr. Rappaport and 19,500 shares of Class A Common Stock issuable upon the conversion of 19,500 shares of Class B Common Stock held directly by Mr. Rapaport.

(6)
Consists of 181,094 shares of Class A Common Stock held by High Capital Funding, LLC of which Mr. Hart is a member and shares voting and dispositive control, 50,156 shares of Class A Common Stock held directly by Mr. Hart, 8,566 shares held by Mr. Hart’s wife, Mary Hart, and 121,500 shares of Class A Common Stock issuable upon the conversion of 121,500 shares of Class B Common Stock held directly by Mr. Hart.

(7)
Consists of 181,094 shares of Class A Common Stock held by High Capital Funding, LLC of which Ms. Hart’s husband, Frank Hart is a member and shares voting and dispositive control, 50,156 shares of Class A Common Stock directly held by Mr. Hart, 8,566 directly held by Ms, Hart and 121,500 shares of Class A Common Stock issuable upon the conversion of 121,500 shares of Class B Common Stock held directly by Mr. Hart.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2008	$4,200	Braver, PC
2007	$5,000	Braver, PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Braver, PC
2007	$0	Braver, PC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2008	$0	Braver, PC
2007	$0	Braver, PC

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Braver, PC
2007	$0	Braver, PC

PART IV.
Item 15.  Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit	Description
*3.1	Restated and Amended Certificate of Incorporation filed with the Colorado Secretary of State on September 10, 2007

*3.2	By-Laws

31.1
Certification of the Registrant’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).

*	Filed as an exhibit to the Registrant’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008, and incorporated herein by this reference.

(b)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BSV II, Inc.

Dated: June 8, 2009	By:	/s/ Douglas A. Dyer
Douglas A. Dyer President and Director (Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas A. Dyer	President and Director	June 8, 2009
Douglas A. Dyer	(Principal Executive and Financial Officer)

/s/ Jack W. Eversull, Jr.	Secretary and Director	June 8, 2009
Jack W. Eversull, Jr.

/s/ John D. Lane	Director	June 8, 2009
John D. Lane