Form 10-Q
period 2009-03-31
BSV II INC
filed 2009-06-10
CIK 1416628

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes    ☒ No

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
☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 10, 2009, there were 2,485,338 shares of Class A Common Stock and 150,000 shares of Class B Common Stock issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTENTS

Page

FINANCIAL STATEMENTS:

Balance Sheets	F-1

Statements of Operations	F-2

Statement of Changes in Stockholders’ Deficit	F-3

Statements of Cash Flows	F-4

Notes to the Financial Statements	F-5 - F-10

BSV II, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$9,873	$6,107

TOTAL CURRENT LIABILITIES	9,873	6,107

STOCKHOLDERS' EQUITY (DEFICIT): (Note 4)
Common stock-Class A, no par value, authorized 80,000,000, shares issued and outstanding 2,485,338; at March 31, 2009 and December 31, 2008	999	999
Common stock -Class B, no par value, authorized 20,000,000, shares, issued and outstanding 150,000 at March 31, 2009 and December 31, 2008	1	1
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued or outstanding	-	-
Additional-paid-in-capital	15,788	14,392
Deficit accumulated during the development stage	(26,661)	(21,499)
TOTAL STOCKHOLDERS’ DEFICIT	(9,873)	(6,107)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See notes to the financial statements.

BSV II, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

			September 22, 2004
	Three Months Ended	Three Months Ended	(Date of Inception) To
	March 31, 2009	March 31, 2008	March 31, 2009
Revenues	$-	$-	$-
Expenses	5,162	12,989	26,661

Loss Before Provision for
Income Taxes	(5,162)	(12,989)	(26,661)

Income Tax Expense	-	-	-
Net Loss	$(5,162)	$(12,989)	$(26,661)

Loss Per Share
Basic and Diluted	$ Nil	$ Nil	$(0.01)

Weighted average - number of shares outstanding
(basic and diluted)	2,635,338	2,635,338	2,635,338

See notes to the financial statements.

BSV II, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO MARCH 31, 2009

(UNAUDITED)

					Deficit
		Common	Common		Accumulated
		Stock	Stock	Additional	During
	Shares	Class A	Class B	Paid in Capital	Development Stage	Total
Common stock issued at inception	2,485,338	$999	$-	$-	$-	$999
Common stock issued at inception	150,000	-	1	-	-	1
2004 Activity	-	-	-	-	(1,000)	(1,000)

2005 Activity	-	-	-	-	-	-

2006 Activity	-	-	-	-	-	-

2007 Activity	-	-	-	-	-	-

2008 Activity	-	-	-	14,392	(20,499)	(6,107)

2009 Activity	-	-	-	1,396	(5,162)	(3,766)
Balance at March 31, 2009	2,635,338	$999	$1	$15,788	$(26,661)	$(9,873)

See notes to the financial statements.

BSV II, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			September 22,
			2004
	Three Months Ended	Three Months Ended	(Date of Inception) To
	March 31, 2009	March 31, 2008	March 31, 2009

Cash Flows from Operating Activities

Net Loss	$(5,162)	$(12,989)	$(26,661)
Adjustments to reconcile net loss to net cash used in operating activities

Increase in accounts payable and accrued expenses	3,766	6,929	9,873
Net Cash Used in Operating Activities	(1,396)	(6,060)	(16,788)

Cash Flows from Financing Activities
Stock Issued at inception	-	-	1,000
Increase in additional-paid-in-capital	1,396	6,060	15,788
Net Cash Provided by Financing Activities	1,396	6,060	16,788

Net Change in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental disclosure of cash flow information

Taxes Paid	$-	$-	$-

Interest Paid	$-	$-	$-

See notes to the financial statements.

BSV II, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO MARCH 31, 2009

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

NOTE 2 – GOING CONCERN:

The Company has been in the development stage since its inception in 2004 to present and has incurred losses from its inception through March 31, 2009 amounting to $26,661.  The Company's ability to meet its future obligations is dependent upon its ability to complete its SEC registration, raise capital and close on a potential business combination as discussed in Note 1.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management is actively pursuing merger and business combinations and believes that the necessary capital and the future acquisition of business will take place and will provide for the Company to continue as a going concern.

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

The shares used in the computation are as follows:

	March 31,	December 31,
	2009	2008

Basic and Diluted EPS	2,635,338	2,635,338

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

NOTE 7 – INCOME TAXES:

As of March 31, 2009 and 2008, the Company had deferred tax assets recognized of approximately $11,000 and $5,000 respectively, with equal corresponding valuation allowances.  The deferred tax asset is a result of a net operating loss carryforward.

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

GOING CONCERN

The Company has been in the development stage since its inception in September 2004 to the present.  The Company has no assets and has incurred losses from its inception through March 31, 2009 amounting to $26,661. The Company's ability to meet its future obligations is dependent upon its ability to complete its SEC registration, raise capital and close on a potential business combination as discussed in Note 1 to the accompanying financial statements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing merger and business combinations and believes that the necessary capital and the future acquisition of business will take place and will provide for the Company to continue as a going concern. In order to continue as a going concern, the Company will need additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon management's ability to successfully accomplish the plans described in the preceding paragraphs and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Assets

At March 31, 2009 and December 31, 2008, the Company had no cash and no other assets.

Liabilities

The Company’s total current liabilities at March 31, 2009 and December 31, 2008 were $9,873 and $6,107, comprised of accounts payable and accrued expenses. The increase in liabilities was due to an increase in legal and accounting fees incurred in connection with the preparation and filing of the Company’s annual and quarterly reports with the Securities and Exchange Commission following the Company’s filing a Form 10-SB with the SEC on February 1, 2008 and which went effective on April 1, 2008.

Stockholders’ Deficit

At March 31, 2009, the Company had a stockholders’ deficit of $9,873 compared to $6,107 at December 31, 2008.  The increase was due to increased liabilities.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the three month periods ended March 31, 2009 and 2008, the Company had a net loss of $5,162 and $12,989, respectively. From the Company’s date of inception (September 22, 2004) to March 31, 2009, the Company had a net loss of $26,661.

Expenses

For the three months ended March 31, 2009, the Company had expenses of $5,162, compared to $12,989.  The decrease was due to the Company’s delayed preparation and filing of the Company’s Form 10-K for its fiscal year ended December 31, 2008 and Form 10-Q for the fiscal quarter ended March 31, 2009.  For the period from the Company’s inception on September 22, 2004 to March 31, 2009, the Company’s expenses were $26,661.  These expenses consist of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB on February 1, 2008 and  subsequently filed annual and periodic reports with the SEC pursuant to the requirements of the Securities Exchange Act of 1934, as amended.

Liquidity and Capital Resources

At March 31, 2009, the Company had no cash and no other assets. The Company’s current liabilities at March 31, 2009 and December 31, 2008 were $9,873 and $6,107, comprised of accounts payable and accrued expenses. The increase in liabilities was due to an increase in legal and accounting fees incurred in connection with the preparation and filing of the Company’s annual and quarterly reports with the Securities and Exchange Commission.

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

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Three Months Ended		For the Period September 22, 2004 (Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
Net Cash Used in Operating Activities	$(1,396)	$(6,060)	(16,788)

Net Cash Provided by Investing Activities	—	—	—

Net Cash Provided by Financing Activities	$1,396	6,060	16,788

Net Effect on Cash	$0	$0	$0

The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

At March 31, 2009, the Company had no capital resources available and primarily relies upon the issuance of common stock and additional capital contributions from its shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Registrant’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

No.:	Description:
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U,S,C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned duly authorized.

Dated: June 10, 2009	BSV II, INC.

	By:	/s/ Douglas A. Dyer
Title: President
(Principal Executive Officer)
(Principal Financial and Accounting Officer)