Form 10-Q
period 2009-06-30
BSV II INC
filed 2009-09-25
CIK 1416628

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 25, 2009, there were 2,485,338 shares of Class A Common Stock and 150,000 shares of Class B Common Stock issued and outstanding.

Item 1. Financial Statements.

BSV II, INC.
(A Development Stage Company)

BALANCE SHEETS

	June 30	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$8,414	$6,107

TOTAL CURRENT LIABILITIES	8,414	6,107

STOCKHOLDERS' EQUITY (DEFICIT): (Note 4)
Common stock-Class A, no par value, authorized 80,000,000, shares issued and outstanding 2,485,338; at June 30, 2009 and 2008	999	999
Common stock -Class B, no par value, authorized 20,000,000, shares, issued and outstanding 150,000 at June 30, 2009 and 2008	1	1
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued or outstanding	-	-
Additional-paid-in-capital	20,426	14,392
Deficit accumulated during the development stage	(29,840)	(21,499)
TOTAL STOCKHOLDERS’ DEFICIT	(9,414)	(6,107)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

See Notes to the Financial Statements

BSV II, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

			September 22, 2004
			(Date of Inception)
	Six Months Ended	Six Months Ended	To
	June 30, 2009	June 30, 2008	June 30, 2009

Revenues	$-	$-	$-

Expenses	8,341	14,708	(29,840)

Loss Before Provision for
Income Taxes	(8,341)	(14,708)	(29,840)

Income Tax Expense	-	-	-

Net Loss	$(8,341)	$(14,708)	$(29,840)

Loss Per Share
Basic and Diluted	$ Nil	$ Nil	$(0.01)

Weighted average - number of shares outstanding (basic and diluted)	2,635,338	2,635,338	2,635,338

See Notes to the Financial Statements

BSV II, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

					Accumulate
		Common	Common		Deficit
		Stock	Stock	Additional	During
	Shares	Class A	Class B	Paid in Capital	Development Stage	Total

Common stock issued at inception September 22, 2004	2,485,338	$999	$-	$-	$-	$999

Common stock issued at inception September 22, 2004	150,000	-	1	-	-	1

2004 Activity	-	-	-	-	(1,000)	(1,000)

2005 Activity	-	-	-	-	-	-

2006 Activity	-	-	-	-	-	-

2007 Activity	-	-	-	-	-	-

2008 Activity	-	-	-	14,392	(20,499)	(6,107)

2009 Activity	-	-	-	6,034	(8,341)	(2,307)

Balance at June 30, 2009	2,635,338	$999	$1	$20,426	$(29,840)	$(8,414)

See Notes to the Financial Statements

BSV II, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

			September 22, 2004
			(Date of Inception)
	Six Months Ended	Six Months Ended	To
	June 30, 2009	June 30, 2008	June 30, 2009

Cash Flows from Operating Activities

Net Loss	$(8,341)	$(14,708)	$(29,840)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in accounts payable	2,307	2,594	8,414
Net Cash Used in Operating Activities	(6,034)	(12,114)	(21,426)

Cash Flows from Financing Activities
Stock Issued at inception	-	-	1,000
Increase in additional-paid-in-capital	6,034	12,114	20,426
Net Cash Provided by Financing Activities	6,034	12,114	21,426

Net Change in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental disclosure of cash flow information

Taxes Paid	$-	$-	$-

Interest Paid	$-	$-	$-

See Notes to the Financial Statements

BSV II, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SXI MONTHS ENDED JUNE 30, 2009 AND 2008 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO JUNE 30, 2009

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

NOTE 2 – GOING CONCERN:

The Company has been in the development stage since its inception in 2004 to present and has incurred losses from its inception through June 30, 2009 amounting to $29,840.  The Company's ability to meet its future obligations is dependent upon its ability to complete its SEC registration, raise capital and close on a potential business combination as discussed in Note 1.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management is actively pursuing merger and business combinations and believes that the necessary capital and the future acquisition of business will take place and will provide for the Company to continue as a going concern.

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

BSV II, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SXI MONTHS ENDED JUNE 30, 2009 AND 2008 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO JUNE 30, 2009

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

BSV II, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SXI MONTHS ENDED JUNE 30, 2009 AND 2008 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO JUNE 30, 2009

(UNAUDITED)

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

NOTE 5 – LOSS PER SHARE:

The Company accounts for loss per share under Statement of Financial Accounting Standards No. 128 "Earnings Per Share", which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").  The computation of basic loss per share is computed by dividing net loss by the weighted average number of outstanding common shares during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

The shares used in the computation are as follows:

	2009	2008

Basic and Diluted Loss Per Share	2,635,338	2,635,338

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

BSV II, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SXI MONTHS ENDED JUNE 30, 2009 AND 2008 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO JUNE 30, 2009

(UNAUDITED)

NOTE 7 – INCOME TAXES:

As of June 30, 2009 and 2008, the Company had deferred tax assets recognized of approximately $12,000 and $5,000 respectively, with equal corresponding valuation allowances.  The deferred tax asset is a result of a net operating loss carryforward.

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

BSV II, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SXI MONTHS ENDED JUNE 30, 2009 AND 2008 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO JUNE 30, 2009

(UNAUDITED)

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

BSV II, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SXI MONTHS ENDED JUNE 30, 2009 AND 2008 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO JUNE 30, 2009

(UNAUDITED)

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

On July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ (Codification) and The Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162", which will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by non governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of SFAS No. 168 on the Company’s financial statements.

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

GOING CONCERN

The Company has been in the development stage since its inception in September 2004 to the present.  The Company has no assets and has incurred losses from its inception through June 30, 2009 amounting to $29,840. The Company's ability to meet its future obligations is dependent upon its ability to complete its SEC registration, raise capital and close on a potential business combination as discussed in Note 1 to the accompanying financial statements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing merger and business combinations and believes that the necessary capital and the future acquisition of business will take place and will provide for the Company to continue as a going concern. In order to continue as a going concern, the Company will need additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon management's ability to successfully accomplish the plans described in the preceding paragraphs and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Assets

At June 30, 2009 and December 31, 2008, the Company had no cash and no other assets.

Liabilities

The Company’s total current liabilities at June 30, 2009 and December 31, 2008 were $8,414 and $6,107, respectively, comprised of accounts payable and accrued expenses. The increase in liabilities was due to an increase in legal and accounting fees incurred in connection with the preparation and filing of the Company’s annual and quarterly reports with the Securities and Exchange Commission following the Company’s filing a Form 10-SB with the SEC on February 1, 2008 and which went effective on April 1, 2008.

Stockholders’ Deficit

At June 30, 2009, the Company had a stockholders’ deficit of $9,414 compared to $6,107 at December 31, 2008.  The increase was due to increased liabilities.

Revenues

To date, the Company has not generated any revenues.

Net Loss

For the six month periods ended June 30, 2009 and 2008, the Company had a net loss of $8,341 and $14,708, respectively. From the Company’s date of inception (September 22, 2004) to June 30, 2009, the Company had a net loss of $29,840.

Expenses

For the six months ended June 30, 2009, the Company had expenses of $8,341, compared to $14,708 for the six month period ended June 30, 2008.    The decrease was due to the Company’s delayed preparation and filing of the Company’s Form 10-K for its fiscal year ended December 31, 2008 and Form 10-Q for the fiscal quarter ended June 30, 2009.  For the period from the Company’s inception on September 22, 2004 to June 30, 2009, the Company’s expenses were $29,840.  These expenses consist of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB on February 1, 2008 and  subsequently filed annual, quarterly and periodic reports with the SEC pursuant to the requirements of the Securities Exchange Act of 1934, as amended.

Liquidity and Capital Resources

At June 30, 2009, the Company had no cash and no other assets. The Company’s current liabilities at June 30, 2009 and December 31, 2008 were $8,414 and $6,107, comprised of accounts payable and accrued expenses. The increase in liabilities was due to an increase in legal and accounting fees incurred in connection with the preparation and filing of the Company’s annual and quarterly reports with the Securities and Exchange Commission.

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

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Six Months Ended		For the Period September 22, 2004 (Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
Net Cash Used in Operating Activities	$6,034	$12,114	$21,426

Net Cash Provided by Investing Activities	—	—	—

Net Cash Provided by Financing Activities	$6,034	$12,114	$21,426

Net Effect on Cash	$0	$0	$0

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

At June 30, 2009, the Company had no capital resources available and primarily relies upon the issuance of common stock and additional capital contributions from its shareholders to fund administrative expenses pending acquisition of an operating company.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of both our Principal Executive Officer and Principal Financial Officer. While this control deficiency did not result in any audit adjustments to our interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: September 25, 2009	BSV II, INC.

	By:	/s/ Douglas A. Dyer
Title: President
(Principal Executive Officer)
(Principal Financial and Accounting Officer)